Form 10-K
period 2007-12-31
First Horizon Asset Sec Mort Pass Thr Certs Ser 2007-FA3
filed 2008-03-31
CIK 1396005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-137018-11

FIRST HORIZON ALTERNATIVE MORTGAGE SECURITIES TRUST 2007-FA3
(Exact name of registrant as specified in its charter)

FIRST HORIZON ASSET SECURITIES INC.

(Exact name of depositor as specified in its charter)

FIRST HORIZON HOME LOAN CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the Depositor)	75-2808384 (I.R.S. Employer Identification No. of the Depositor)

4000 Horizon Way
Irving, TX	75063
(Address of principal executive offices of the Depositor)	(Zip Code)

Registrant’s telephone number, including area code: (214) 441-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	Not Applicable

      Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .                                                                                                   ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

Documents incorporated by Reference.

None.

TABLE OF CONTENTS

PART I
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules

4.1 - Pooling and Servicing Agreement
10.1 - Mortgage Loan Purchase Agreement
31.1 - Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification)
33.1 - Report on Assessment of Compliance with Servicing Criteria (FHHL and FTMSI)
33.2 - Report on Assessment of Compliance with Servicing Criteria (BNY)
34.1 - Report of Independent Registered Public Accounting Firm (KPMG for FHHL and FTMSI)
34.2 - Report of Independent Registered Public Accounting Firm (KPMG for BNY)
35.1 - Servicer Compliance Statement of FHHL and FTBNA, as successor by merger to FTMSI
99.1 - Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

     Not Applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

     Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

     Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

     None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

    On May 31, 2007, First Horizon Home Loan Corporation, a Kansas corporation, was merged with and into its indirect parent entity, First Tennessee Bank National Association (“FTBNA”). Following this merger, First Horizon Home Loan Corporation ceased to be an indirect wholly-owned subsidiary of FTBNA and became First Horizon Home Loans (“FHHL”), an operating division of FTBNA, and First Horizon Asset Securities Inc. (“FHASI”) became a wholly-owned subsidiary of FTBNA. In addition, on January 1, 2008, First Tennessee Mortgage Services, Inc. (“FTMSI”) was merged with and into FTBNA.

FHASI acts as the depositor for the issuing entity, FHHL acts as a sponsor and master servicer for the issuing entity, and FTBNA acts as custodian for the issuing entity.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

     Each of FHHL, FTMSI and The Bank of New York, as trustee (each, a “ Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “ Report on Assessment”) during the issuing entity’s fiscal year ended December 31, 2007, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Reports are attached as Exhibit 34.1 and 34.2 to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

     Each of FHHL and FTMSI has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the issuing entity. Each of FHHL and FTBNA, as successor by merger to FTMSI have provided a Compliance Statement, signed by an authorized officer, and such Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1) Not Applicable.

(2) Not Applicable.

(3) See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT DESCRIPTION
4.1
Pooling and Servicing Agreement dated April 1, 2007 by and among FHASI, as depositor, First Horizon Home Loan Corporation, as master servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed on June 15, 2007)

10.1
Mortgage Loan Purchase Agreement dated April 30, 2007 by and between First Horizon Home Loan Corporation, as seller, and FHASI, as purchaser (incorporated by reference to Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed on June 15, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of FHHL and FTMSI for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of FHHL and FTMSI for the year ended December 31, 2007.

34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1	Servicer Compliance Statement of FHHL and FTBNA, as successor by merger to FTMSI, for the year ended December 31, 2007.

99.1	Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders.

(c)	Omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Horizon Alternative Mortgage Securities Trust 2007-FA3 (Issuing Entity)

By: First Horizon Asset Securities Inc., as Depositor

Dated: March 28, 2008	By:	/s/ Terry L. McCoy
Terry L. McCoy
Executive Vice President
(Senior Officer of the Depositor in charge of Securitization)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1
Pooling and Servicing Agreement dated April 1, 2007 by and among FHASI, as depositor, First Horizon Home Loan Corporation, as master servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed on June 15, 2007)

10.1
Mortgage Loan Purchase Agreement dated April 30, 2007 by and between First Horizon Home Loan Corporation, as seller, and FHASI, as purchaser (incorporated by reference to Exhibit 10.1 of the issuing entity’s Current Report on Form 8-K filed on June 15, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of FHHL and FTMSI for the year ended December 31, 2007.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

34.1	Report of Independent Registered Public Accounting Firm Report concerning servicing activities of FHHLand FTMSI for the year ended December 31, 2007.

34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of The Bank of New York for the year ended December 31, 2007.

35.1	Servicer Compliance Statement of FHHL and FTBNA, as successor by merger to FTMSI, for the year ended December 31, 2007.

99.1	Schedule of Year-to-Date Principal and Interest Distributions to Certificateholders